Form 10-Q
period 2012-06-30
SMSA Humble Acquisition Corp
filed 2012-08-09
CIK 1495900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-54095

SMSA Humble Acquisition Corp.
(Exact name of registrant as specified in its charter)
Nevada	27-2969191
(State of incorporation)	(IRS Employer ID Number)
5521 Riviera Dr., Coral Gables, FL 33146
(Address of principal executive offices)

(305) 799-9094
(Issuer's telephone number)

12890 Hilltop Road, Argyle, TX 76226
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
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 6, 2012: 10,030,612

Transitional Small Business Disclosure Format (check one):      YES ☐  NO ☒

SMSA Humble Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2012

Table of Contents

Part I - Financial Information
Item 1 - Financial Statements

SMSA Humble Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
530,612 shares issued and outstanding	531	531
Additional paid-in capital	32,681	27,300
Deficit accumulated during the development stage	(33,212)	(27,831)

Total Stockholders' Equity (Deficit)	-	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses
Reorganization costs	-	-	-	-	2,874
Professional fees	3,885	7,500	1,485	1,013	21,521
Other general and
administrative expenses	1,496	1,584	467	564	8,817
Total operating expenses	5,381	9,084	1,952	1,577	33,212

Income (Loss)
from operations	(5,381)	(9,084)	(1,952)	(1,577)	(33,212)

Other Income (Expense)	-	-	-	-	-

Income (Loss) before
provision for income taxes	(5,381)	(9,084)	(1,952)	(1,577)	(33,212)

Provision for income taxes	-	-	-	-	-

Net Loss	(5,381)	(9,084)	(1,952)	(1,577)	(33,212)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(5,381)	$(9,084)	$(1,952)	$(1,577)	$(33,212)

Earnings per share of
common stock outstanding
computed on net loss -
basic and fully diluted	$(0.01)	$(0.02)	$(0.00)	$(0.00)	$(0.06)

Weighted-average number
of shares outstanding -
basic and fully diluted	530,612	530,612	530,612	530,612	530,612

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Six months	Six months	settlement
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(5,381)	$(9,084)	$(33,212)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Increase (Decrease) in
Accounts payable and accrued expenses	-	-	-

Net cash used in operating activities	(5,381)	(9,084)	(33,212)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded by bankruptcy trust	-	-	1,000
Capital contributed to support operations	5,381	9,084	32,212

Net cash provided by financing activities	5,381	9,084	33,212

Increase (Decrease) in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$-
Income taxes paid for the year	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Notes to Financial Statements
June 30, 2012 and December 31, 2011

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

In accordance with the confirmed plan of reorganization and as result of the stock purchase transaction with Pierre Galoppi, our sole officer and director,  our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.

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
June 30, 2012 and December 31, 2011

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

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Humble, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Humble Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.  As previously discussed, the confirmation order provided for an injunction protecting us from the claims of the pre-confirmation unsecured creditors while the Company pursues a business combination with an operating business.  If the Company does not consummate a business combination prior to December 10, 2012, the issued Plan Shares will be deemed canceled, the Company will file dissolution documents with the State of Nevada and will cease to exist.  Accordingly, the discharge provided in the Plan to the Company will not be effective.  In such event, the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust.  However, since the Plan did not contemplate, anticipate or provide that the Company would accumulate any assets prior to a business combination, the Company will have no assets against which pre-confirmation creditors could assert their claims upon our dissolution.  Further, the Plan did not provide for the retention of any assets or funds in the Plan’s liquidating trust to pay the pre-confirmation unsecured creditors if the Company failed to timely consummate a business combination.  Therefore, it is very unlikely that the pre-confirmation unsecured creditors would be able to recover any portion of their pre-confirmation claims. The Company’s management is of the opinion that no contingent liabilities exist subsequent to August 1, 2007 (date of bankruptcy settlement).
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
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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
June 30, 2012 and December 31, 2011

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

As of June 30, 2012 or 2011, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Related Party Transactions

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers or business combination transactions, issuance of the Plan Shares, any filings with the U. S. Securities and Exchange Commission or other regulatory bodies, our operating expenses (including circumstantial use of office equipment and administrative services), in addition to providing assistance with formulating the structure of any proposed business combination transaction is the responsibility of Halter Financial Group, L. P. (HFG), an entity controlled by the Company’s former sole officer and director and the Company’s former controlling stockholder.  The Plan also states that HFG is not entitled to receive any repayment of such expenses prior to, or as a conditions of, a merger or acquisition.

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $5,400 and $14,970 during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

SMSA Humble Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2012, the Company has a net operating loss carryforward of approximately $33,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(1,800)	$(3,100)	$(11,300)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,800	3,100	11,300

Income tax expense	$-	$-	$-

SMSA Humble Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$11,300	$9,500
Less valuation allowance	(11,300)	(9,500)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,800 and $5,100.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 3, 2012 (the issue date of the financial statements) and concluded that except with regard to the stock purchase transaction between the Company and Pierre Galoppi consummated on August 6, 2012 no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, as amended (“Securities Act’), and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  As a shell company, we have no operations and no or nominal assets.  Our principal office is located at 5521 Riviera Dr., Coral Gables, FL, 33146 and our telephone number is (305) 799-9094.

In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.

(3)	Results of Operations

The Company had no revenue for either of the six month periods ended June 30, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012.

General and administrative expenses for the respective six month periods ended June 30, 2012 and 2011 were approximately $5,400 and $9,100.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the six months ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 were approximately $(0.01), $(0.02) and $(0.06) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, the Company had working capital of approximately $-0- and $-0-, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings
None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 - Defaults Upon Senior Securities
None

Item 4 - Mine Safety Disclosures
None

Item 5 - Other Information

On August 6, 2012, we completed a stock sale transaction with Pierre Galoppi, the Company's sole officer and director pursuant to which Mr. Galoppi acquired 9 5million shares or the Company's common stock.

Our current business plan is to identify and enter into a combination transaction with a privately held Ecuadorian based business seeking to access the U.S. capital markets.

The purchase transaction effected with Mr. Galoppi does not satisfy the Company's obligation to complete a combination transaction with an operating business on or before August 10, 2012, as mandated by the Company's confirmed Plan of Bankruptcy (the "Plan"). Pursuant to the Stock Purchase Agreement, the Company is afforded 120 days from the closing date of the stock purchase to consummate a transaction with an operating business identified by Mr. Galoppi. If the Company fails to complete a business combination prior to December 10, 2012, all shares of the Company's issued common stock will be deemed cancelled, the Company will file dissolution documents with the State of Nevada and will cease to exist.

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

SMSA Humble Acquisition Corp.

Dated: August 7, 2012	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer,
Chief Financial Officer and Sole Director