Form 10-Q
period 2012-09-30
SMSA Humble Acquisition Corp
filed 2012-11-02
CIK 1495900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:October 26, 2012: 10,030,612

Transitional Small Business Disclosure Format (check one):      YES ☐  NO ☒

SMSA Humble Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2012

Part I - Financial Information
Item 1 - Financial Statements

SMSA Humble Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$9,500	$-

Total Assets	$9,500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$180	$-

Total Liabilities	180	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
530,612 shares issued and outstanding	10,031	531
Additional paid-in capital	39,207	27,300
Deficit accumulated during the development stage	(39,918)	(27,831)

Total Stockholders' Equity (Deficit)	9,320	-

Total Liabilities and Stockholders’ Equity (Deficit)	$9,500	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses
Reorganization costs	-	-	-	-	2,874
Professional fees	5,911	8,513	2,026	1,013	23,547
Other general and
administrative expenses	6,176	5,264	4,680	3,680	13,497
Total operating expenses	12,087	13,777	6,706	4,693	39,918

Income (Loss)
from operations	(12,087)	(13,777)	(6,706)	(4,693)	(39,918)

Other Income (Expense)	-	-	-	-	-

Income (Loss) before
provision for income taxes	(12,087)	(13,777)	(6,706)	(4,693)	(39,918)

Provision for income taxes	-	-	-	-	-

Net Loss	(12,087)	(13,777)	(6,706)	(4,693)	(39,918)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(12,087)	$(13,777)	$(6,706)	$(4,693)	$(39,918)

Earnings per share of
common stock outstanding
computed on net loss -
basic and fully diluted	$(0.00)	$(0.03)	$(0.00)	$(0.01)	$(0.05)

Weighted-average number
of shares outstanding -
basic and fully diluted	2,463,228	530,612	6,313,221	530,612	812,392

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Nine months	Nine months	settlement
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(12,087)	$(13,777)	$(39,918)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Increase (Decrease) in
Accounts payable and accrued expenses	180	-	180

Net cash used in operating activities	(11,907)	-	(39,738)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash provided by bankruptcy trust	-	-	1,000
Cash from sale of common stock	9,500	-	9,500
Capital contributed to support operations	11,907	13,777	38,738

Net cash provided by financing activities	21,407	13,777	49,238

Increase (Decrease) in Cash	9,500	-	9,500

Cash at beginning of period	-	-	-

Cash at end of period	$9,500	$-	$9,500

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$-
Income taxes paid for the year	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2012 and December 31, 2011

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

On August 6, 2012, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Pierre Galoppi (Galoppi), a resident of Coral Gables, Florida, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.

Our current business plan is to identify and enter into a business combination transaction with a privately held Ecuadorian based business seeking access to the U. S. capital markets.

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
September 30, 2012 and December 31, 2011

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

The August 2012 stock purchase transaction effected with Galoppi did not satisfy the Company’s obligation to complete a combination transaction with an operating business on or before August 10, 2012, as mandated by the Plan.  Pursuant to the Stock Purchase Agreement, the Company is afforded 120 days from the closing date of the stock purchase to consummate a transaction with an operating business identified by the Purchaser.  If the Company fails to complete a business combination prior to December 10, 2012, all shares of the Company’s issued common stock will be deemed cancelled, the Company will file dissolution documents with the State of Nevada and will cease to exist.

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no operating assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
September 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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
September 30, 2012 and December 31, 2011

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

As of September 30, 2012 or 2011, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $11,900 and $14,970 during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

SMSA Humble Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2012, the Company has a net operating loss carryforward of approximately $40,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(4,100)	$(4,700)	$(13,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	4,100	4,700	13,600

Income tax expense	$-	$-	$-

SMSA Humble Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$13,600	$9,500
Less valuation allowance	(13,600)	(9,500)

Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $4,100 and $5,100.

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

Effective May 3, 2010, HFG transferred its 400,000 Plan Shares to Halter Financial Investments, L.P. (HFI),  a Texas limited partnership controlled by the Company’s former sole officer and director, who is also the controlling officer of HFG.

On August 6, 2012, the Company entered into a Share Purchase Agreement with Galoppi pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Note J - Subsequent Events

Management has evaluated all activity of the Company through October 26, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, as amended (“Securities Act’), and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  As a shell company, we have no operations and no or nominal assets.  Our principal office is located at 5521 Riviera Drive, Coral Gables, FL 33146 and our telephone number is (305) 799-9094.

On August 6, 2012, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Pierre Galoppi (Galoppi), a resident of Coral Gables, Florida, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.

Our current business plan is to identify and enter into a business combination transaction with a privately held Ecuadorian based business seeking access to the U. S. capital markets.

The August 2012 stock purchase transaction effected with Galoppi did not satisfy the Company’s obligation to complete a combination transaction with an operating business on or before August 10, 2012, as mandated by the Plan.  Pursuant to the Stock Purchase Agreement, the Company is afforded 120 days from the closing date of the stock purchase to consummate a transaction with an operating business identified by the Purchaser.  If the Company fails to complete a business combination prior to December 10, 2012, all shares of the Company’s issued common stock will be deemed cancelled, the Company will file dissolution documents with the State of Nevada and will cease to exist.

(3)	Results of Operations

The Company had no revenue for either of the nine month periods ended September 30, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012.

General and administrative expenses for the respective nine month periods ended September 30, 2012 and 2011 were approximately $12,000 and $13,800.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the nine months ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 were approximately $(0.00), $(0.03) and $(0.05) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, the Company had working capital of approximately $9,300 and
$-0-, respectively.

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

Our current business plan is to identify and enter into a business combination transaction with a privately held Ecuadorian based business seeking access to the U. S. capital markets.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 - Exhibits

31.1          Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1          Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101           Interactive data files pursuant to Rule 405 of Regulation S-T.

(Signatures follow on next page)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Humble Acquisition Corp.

Dated: November 2, 2012	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer,
Chief Financial Officer and Sole Director