Form 10-K
period 2012-12-31
SMSA Humble Acquisition Corp
filed 2013-02-20
CIK 1495900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2013 was approximately $ -0- as there is no current trading market for the Registrant’s common equity.

As of February 5, 2013, there were 10,030,612 shares of Common Stock issued and outstanding.

SMSA Humble Acquisition Corp.
Form 10-K for the year ended December 31, 2012

Index to Contents
Page Number

Item 15	Exhibits and Financial Statement Schedules	16

Signatures		36

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

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.  As a shell company, we have no operations and no or nominal assets.  Our principal office is located at 1601 Elm Street, Suite 4600, Dallas, TX 75201 and our telephone number is (214) 954-4135.

On August 6, 2012, the Company entered into the Share Purchase Agreement with Pierre Galoppi (Galoppi) pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

On December 10, 2012, Galoppi sold 9,490,000 of the aforementioned shares to Patrick D. Souter (Souter) for approximately $9,490.00 or $0.001 per share.  There was no change in our total issued and outstanding shares as a result of this transaction.  The sellers and the Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Our current business plan is to operate a cattle breeding enterprise located in the State of Texas.

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

The Plan provided that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers, the issuance of the Plan Shares and any other filings or actions with regard thereto shall be borne solely by HFG.  HFG was responsible for the payment of our operating expenses and to assist us with formulating the structure of any proposed merger or acquisition.  Additionally, HFG was responsible for paying our legal and accounting expenses related to the filing of our periodic reports under the Exchange Act and our expenses incurred in consummating a merger or acquisition.  HFG shall not be entitled to receive any repayment of such expenses prior to, or as a conditions of, a merger or acquisition.

Pursuant to the confirmation order, if we had not consummated the December 10, 2012 transaction, the Plan Shares would have been deemed canceled and we would have filed dissolution papers with the State of Nevada, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to us, would have been deemed dissolved and no discharge would have been granted to us, all without further order of the bankruptcy court.

The SMS Companies bankruptcy case is closed as a final decree has been entered.  The confirmation order of the Plan was effective in December 2012.  No appeal was filed.  There is no continuing jurisdiction being exercised by the bankruptcy court over us, or any of the SMS Companies, other than the acceptance of a certificate of compliance filed by us upon the timely completion of a merger or acquisition.

All 23 SMS Companies, as required by the Plan, were or will be reorganized with the same corporate structure and with the same business plan as we have and as disclosed by us in this Annual Report.  However, each SMS Company has a different post confirmation plan date.  The post confirmation date for each of the SMS Companies is set forth below:

SMS Company	Post Confirmation Plan Date

SMSA I Acquisition Corp. (1)	February 10, 2008
SMSA III Acquisition Corp. (2)	May 10, 2008
SMSA II Acquisition Corp. (1)	August 10, 2008
SMSA IV Acquisition Corp. (1)	November 10, 2008
SMSA El Paso I Acquisition Corp. (2)	February 10, 2009
SMSA North America Acquisition Corp. (1)	May 10, 2009
SMSA El Paso II Acquisition Corp. (2)	August 10, 2009
SMSA Palestine Acquisition Corp. (2)	November 10, 2009
SMSA Houston Acquisition Corp. (1)	February 10, 2010
SMSA Tyler Acquisition Corp. (2)	May 10, 2010
SMSA Gainesville Acquisition Corp. (2)	August 10, 2010
SMSA Crane Acquisition Corp. (2)	November 10, 2010
SMSA Kerrville Acquisition Corp. (2)	February 10, 2011
SMSA Ft. Worth Acquisition Corp. (1)	May 10, 2011
SMSA Shreveport Acquisition Corp. (1)	August 10, 2011
Cora Crane Acquisition Corp. (1)	November 10, 2011
Cora Kerrville Acquisition Corp. (1)	February 10, 2012
SMSA Katy Acquisition Corp. (2)	May 10, 2012
SMSA Treemont Acquisition Corp. (2)	November 10, 2012
SMSA Dallas Acquisition Corp. (2)	February 10, 2013
SMSA San Antonio Acquisition Corp.	May 10, 2013
SMSA Ballinger Acquisition Corp.	August 10, 2013
_____________________________
(1)	Did not complete a merger or business combination prior to the post confirmation plan date and has ceased business operations or been dissolved.
(2)	Completed merger or business combination prior to post confirmation date. See Table in "Item 5-Directors, Executive Officers, Promoters and Control Persons."

Effective January 19, 2011, HFG transferred its 400,000 Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter.

Timothy P. Halter is the sole officer, director and stockholder of HFG and an officer and member of Halter Financial Investments GP, LLC, general partner of HFI.  Mr. Halter served as our president and sole director from May 3, 2010 through August 6, 2012.

Business Plan

On August 6, 2012, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Pierre Galoppi (Galoppi), a resident of Coral Gables, Florida, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.

On December 10, 2012, Galoppi sold 9,490,000 of the aforementioned shares to Patrick D. Souter (Souter) for approximately $9,490.00 or $0.001 per share.  There was no change in our total issued and outstanding shares as a result of this transaction.

Our current business plan is to operate a cattle breeding enterprise located in the State of Texas.

We have limited capital and must depend on our current controlling stockholder to provide us with the necessary funds to implement our business plan.  Our current controlling stockholder will utilize its available capital to provide funds for the implementation of our business plan.  Our current controlling stockholder does not intend borrow any funds if there is insufficient capital for such costs and expenses.

Our management consists of only one person, Patrick D. Souter, our president and sole director.  Mr. Souter will be primarily responsible for conducting our day-to-day operations and will be responsible for executing our business model.  Mr. Souter will only devote as much of his time as he deems necessary to assist us with the implementation of our business plan.  Mr. Souter has not entered into a written employment or consulting agreement with us and he is not expected to do so.  The loss of the services of Mr. Souter or access to Mr. Souter’s advisors may adversely affect our ability to implement our business plan.

Competition

We are and will continue to be an insignificant participant in the business of cattle breeding.

Employees

We have no employees.  Our president and sole director, Patrick D. Souter, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act.  It is anticipated that Mr. Souter may engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete our business plan.  We do not anticipate employing any full-time employees until we have achieved our business purpose.

Item 1A - Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 1601 Elm Street, Suite 4600, Dallas TX 75201.  The Company’s telephone number there is (214) 954-4135.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

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

Holders

As of January 31, 2013, there were a total of 10,030,612 shares of our common stock held by approximately 567 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

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

Securities Eligible for Future Sale

We continue to rely, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the 530,612 plan shares, which may have been deemed to have occurred through the solicitation of acceptances of the plan of reorganization, and the issuance of the plan shares pursuant to the plan of reorganization.  In general, offers and sales of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Restricted Securities

We currently have 9,500,000 outstanding shares which may be deemed restricted securities as defined in Rule 144.  Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the rule.

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

Recent Sales of Unregistered Securities

Pursuant to the 2007 Plan of Reorganization, we issued an aggregate of 530,612 shares of our common stock to 567 of our holders of unsecured debt and administrative claims.  Such shares were issued in accordance with Section 1145 under the United States Bankruptcy Code and the transaction was thus exempt from the registration requirements of Section 5 of the Securities Act of 1933.

On August 6, 2012, the Company entered into the Share Purchase Agreement with Pierre Galoppi (Galoppi) pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,060,612 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

On December 10, 2012, Galoppi sold 9,490,000 of the aforementioned shares to Patrick D. Souter (Souter) for approximately $9,490.00 or $0.001 per share.  There was no change in our total issued and outstanding shares as a result of this transaction.  The sellers and the Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

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

The Company, post bankruptcy, has limited cash, no operating assets, no operating activities and, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act.

Results of Operations

The Company had no revenue for either of the years ended December 31, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012.

General and administrative expenses for the respective years ended December 31, 2012 and 2011 were approximately $15,000 and $15,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of a registration statement and other periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 were approximately $(0.00), $(0.03) and $(0.03) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company executes upon its current business plan.

Liquidity and Capital Resources

At December 31, 2012 and 2011, the Company had working capital of approximately $9,500 and $-0-, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only a one executive operating officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Patrick D. Souter	47	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Souter or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company's affairs on an as needed basis.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Patrick D. Souter received his BBA in Finance and Juris Doctorate from Baylor University in 1987 and 1991, respectively.  While Mr. Souter maintains a transaction-based legal practice, he has substantial experience the restaurant and bar industry.  Mr. Souter has been an owner of Gator’s Croc & Roc, a restaurant and piano bar located in the historic West End area of downtown Dallas, Texas since 2003.  Gator’s Croc & Roc is a primary entertainment venue for those who live and work in Downtown Dallas.  In addition, the locale is popular for those attending events at the American Airlines Center and Dallas Convention Center.  In addition, Mr. Souter is an owner of Gator’s Bar and Grill geared for those individuals and families living in the proximity of its location in the Dallas suburb of Carrollton, Texas.

Mr. Souter has prior experience acting in the capacity of the principal stockholder, a director and an executive officer of emerging companies.  We believe that Mr. Souter possesses the attributes, experience, and qualifications necessary to effect the Company's stated business plan.  Furthermore, given Mr. Souter's abilities and the Company's limited financial resources, the  Company has determined that it is in its best interests for Mr. Souter to serve as both the Company's principal executive officer as well as Chairman of the Board of Directors.  Since Mr. Souter serves as the Company's sole director there is no designated lead director, and therefore, any and all risk oversight and risk management  matters are the responsibility of Mr. Souter.

Director Resignation

On August 6, 2012 , Timothy P. Halter resigned as a member of the Company’s Board of Directors.  Mr. Halter’s resignation was not a result of any disagreement with management of the Company.

On December 10, 2012, Pierre Galoppi resigned as a member of the Company’s Board of Directors.  Mr. Galoppi’s resignation was not as a result of any disagreement with management of the Company.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe that during fiscal year ended December 31, 2012 all other eligible persons are in compliance with the requirements of Section 16(a).

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick D. Souter, Principal Executive Officer	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Pierre Galoppi, Former Principal Executive Officer	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Timothy P. Halter, Former Principal Executive Officer	2012 2011 2010	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Patrick D. Souter	9,490,000	94.6%

All Directors and Executive Officers (1 person)	9,490,000	94.6%

(1)	On December 31, 2012, there were 10,030,612 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (I) the 10,030,612 shares of common stock outstanding on December 31, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Souter is our president and director. Mr. Souter’s address is 1601 Elm Street, Suite 4600, Dallas, Texas 75201.

Changes in Control

On August 6, 2012, the Company entered into the Share Purchase Agreement with Pierre Galoppi (Galoppi) pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

On December 10, 2012, Galoppi sold 9,490,000 of the aforementioned shares to Patrick D. Souter (Souter) for approximately $9,490.00 or $0.001 per share.  There was no change in our total issued and outstanding shares as a result of this transaction.  The sellers and the Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

There are currently no other known arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The Company currently maintains a mailing address at 1601 Elm Street, Suite 4600, Dallas TX, 75201.  The Company’s telephone number there is (214) 954-4135.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other activities of the Company’s sole officer and director.

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

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$7,000	$5,662
2. Audit-related fees	-	-
3. Tax fees	235	563
4. All other fees	-	-

Totals	$7,235	$6,225

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

(Financial statements follow on next page)

SMSA Humble Acquisition Corp.
(a development stage company)

Contents

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2012 and 2011	F-3

Statement of Operations and Comprehensive Loss
for the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2012	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2012	F-5

Statement of Cash Flows
for the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2012	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Humble Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Humble Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and statements of cash flows for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Humble Acquisition Corp. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 through December 31, 2012, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA

Dallas, Texas
February 1, 2013 (except for Note J
as to which the date is February 11, 2013)

SMSA Humble Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$9,500	$-

Total Assets	$9,500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 shares issued and outstanding	10,031	531
Additional paid-in capital	42,278	27,300
Deficit accumulated during the development stage	(42,809)	(27,831)

Total Stockholders' Equity (Deficit)	9,500	-

Total Liabilities and Stockholders’ Equity (Deficit)	$9,500	$-

The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,874
Professional fees	8,211	9,525	25,847
Other general and administrative costs	6,767	5,445	14,088

Total operating expenses	14,978	14,970	42,809

Loss from operations	(14,978)	(14,970)	(42,809)

Provision for income taxes	-	-	-

Net Income (Loss)	(14,978)	(14,970)	(42,809)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(14,978)	$(14,970)	$(42,809)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.03)	$(0.03)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	4,360,229	530,612	1,240,713

The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant to plan of
reorganization at bankruptcy
settlement date on August 1, 2007	530,612	$531	$469	$-	$1,000

Net loss for the period from August 1,
2007 (date of bankruptcy settlement)
to December 31, 2007	-	-	-	-	-

Balances at December 31, 2007	530,612	531	469	-	1,000

Net loss for the year	-	-	-	(6,259)	(6,259)

Balances at December 31, 2008	530,612	531	469	(6,259)	(5,259)

Capital contributed to support operations	-	-	392	-	392

Net loss for the year	-	-	-	(507)	(507)

Balances at December 31, 2009	530,612	531	861	(6,766)	(5,374)

Capital contributed to support operations	-	-	11,469	-	11,469

Net loss for the period	-	-	-	(6,095)	(6,095)

Balances at December 31, 2010	530,612	531	12,330	(12,861)	-

Capital contributed to support operations	-	-	14,970	-	14,970

Net loss for the period	-	-	-	(14,970)	(14,970)

Balances at December 31, 2011	530,612	531	27,300	(27,831)	-

Private placement of common stock	9,500,000	9,500	-	-	9,500

Capital contributed to support operations	-	-	14,978	-	14,978

Net loss for the period	-	-	-	(14,978)	(14,978)

Balances at December 31, 2012	10,030,612	$10,031	$42,278	$(42,809)	$9,500

The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2012 and 2011
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(14,978)	$(14,970)	$(42,809)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-

Net cash provided by operating activities	(14,978)	(14,970)	(42,809)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Private placement sale of common stock	9,500	-	9,500
Working capital contributed to support operations	14,978	14,970	41,809

Net cash provided by financing activities	14,978	14,970	12,861

Increase in Cash	9,500	-	9,500

Cash at beginning of period	-	-	-

Cash at end of period	$9,500	$-	$9,500

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Humble Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2012 and 2011

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

On December 10, 2012, Galoppi sold 9,490,000 of the aforementioned shares to Patrick D. Souter (Souter) for approximately $9,490.00 or $0.001 per share.  There was no change in our total issued and outstanding shares as a result of this transaction.

Our current business plan is to operate a cattle breeding enterprise located in the State of Texas.

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
December 31, 2012 and 2011

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

Pursuant to the confirmation order, if we had not consummated the December 10, 2012 transaction, the Plan Shares would have been deemed canceled and we would have filed dissolution papers with the State of Nevada, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to us, would have been deemed dissolved and no discharge would have been granted to us, all without further order of the bankruptcy court.

The SMS Companies bankruptcy case is closed as a final decree has been entered.  The confirmation order of the Plan was effective in December 2012.  No appeal was filed.  There is no continuing jurisdiction being exercised by the bankruptcy court over us, or any of the SMS Companies, other than the acceptance of a certificate of compliance filed by us upon the timely completion of a merger or acquisition.

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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
December 31, 2012 and 2011

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

As of December 31, 2012 and 2011, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $14,978 and $14,970 during each of the years ended December 31, 2012 and 2011, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

SMSA Humble Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $42,800 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(5,100)	$(5,100)	$(14,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	5,100	5,100	14,600

Income tax expense	$-	$-	$-

SMSA Humble Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2012 and 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$14,600	$9,500
Less valuation allowance	(14,600)	(9,500)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2012 and 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $5,100 and $5,100.

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

On August 6, 2012, the Company entered into the Share Purchase Agreement with Galoppi pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Note J - Subsequent Events

Management has evaluated all activity of the Company through February 11, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Humble Acquisition Corp.

Dated: February 20, 2013	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: February 20, 2013	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer
Chief Financial Officer and Director